Form 10-Q
period 1996-03-31
BALLYS GRAND INC /DE/
filed 1996-05-14
CIK 65297

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 1996


                                     or


[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                       Commission file number:  1-2500


                             BALLY'S GRAND, INC.
           (Exact name of registrant as specified in its charter)


                Delaware                                   13-0980760
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


    3645 Las Vegas Boulevard South
           Las Vegas, Nevada                                 89109
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (702) 739-4111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes:    X        No:

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes:    X        No:

As of April 30, 1996, 8,440,673 shares of the registrant's common stock were outstanding.

                             BALLY'S GRAND, INC.

                                    INDEX


                                                                        Page
                                                                      Number
                                                                      ------

PART I.  FINANCIAL INFORMATION

  Item 1. Financial statements:

     Condensed consolidated balance sheet (unaudited)
        March 31, 1996 and December 31, 1995........................       1

     Consolidated statement of income (unaudited)
        Three months ended March 31, 1996 and 1995..................       2

     Consolidated statement of stockholders' equity (unaudited)
        Three months ended March 31, 1996...........................       3

     Consolidated statement of cash flows (unaudited)
        Three months ended March 31, 1996 and 1995..................       4

     Notes to condensed consolidated financial
        statements (unaudited)......................................   5 - 6

  Item 2. Management's discussion and analysis of financial
            condition and results of operations....................    7 - 8


PART II.  OTHER INFORMATION

  Item 6. Exhibits and reports on Form 8-K..........................       9


SIGNATURE PAGE......................................................      10

                             BALLY'S GRAND, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                               (In thousands)
                                 (Unaudited)


                                                     March 31    December 31
                                                         1996           1995
                                                 ------------   ------------
                      ASSETS

Current assets:
  Cash and equivalents..........................      $78,848        $64,750
  Marketable securities, at fair value..........        2,281          1,781
  Receivables, less allowances of $6,346 and
    $5,862......................................       15,284         12,653
  Inventories...................................        3,438          3,506
  Deferred income taxes.........................        6,038          6,678
  Other current assets..........................        3,684          3,223
                                                 ------------   ------------
      Total current assets......................      109,573         92,591

Property and equipment, less accumulated
  depreciation of $53,896 and $48,010...........      405,387        409,441
Other assets....................................       17,693         16,055
                                                 ------------   ------------
                                                     $532,653       $518,087
                                                 ============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................       $7,975        $13,613
  Income taxes payable to Bally Entertainment
    Corporation.................................        1,000
  Accrued liabilities...........................       34,047         26,580
                                                 ------------   ------------
      Total current liabilities.................       43,022         40,193

Long-term debt..................................      315,000        315,000
Deferred income taxes...........................       87,570         84,838
Other long-term liabilities.....................        1,902            761

Stockholders' equity............................       85,159         77,295
                                                 ------------   ------------
                                                     $532,653       $518,087
                                                 ============   ============





















                           See accompanying notes.

                             BALLY'S GRAND, INC.
                      CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except share data)
                                 (Unaudited)

                                                               Three months
                                                             ended March 31
                                                      ---------------------
                                                           1996        1995
                                                      ---------   ---------

Revenues:
  Casino.............................................   $40,113     $33,155
  Rooms..............................................    17,734      16,376
  Food and beverage..................................    12,086      11,432
  Other..............................................    12,168      11,373
                                                      ---------   ---------
                                                         82,101      72,336

Costs and expenses:
  Casino.............................................    19,767      18,578
  Rooms..............................................     5,018       4,786
  Food and beverage..................................    10,039       9,977
  Other operating expenses...........................    11,817      12,097
  Selling, general and administrative................     8,784       8,475
  Depreciation and amortization......................     6,540       5,546
                                                      ---------   ---------
                                                         61,965      59,459
                                                      ---------   ---------

Operating income.....................................    20,136      12,877
Gain (loss) on sales of marketable securities........       (50)        103
Interest expense.....................................    (8,352)     (8,045)
                                                      ---------   ---------
Income before income taxes...........................    11,734       4,935
Provision for income taxes...........................    (4,197)     (1,875)
                                                      ---------   ---------
Net income...........................................    $7,537      $3,060
                                                      =========   =========

Net income per common and common equivalent share....      $.86        $.35
                                                      =========   =========

Average common and common equivalent shares
  outstanding........................................ 8,754,304   8,846,963
                                                      =========   =========






















                           See accompanying notes.

                                  BALLY'S GRAND, INC.
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (In thousands, except share data)
                                      (Unaudited)


                                                                                                             Total
                                Shares of common stock               Additional                  Common     stock-
                                ----------------------      Common      paid-in    Retained    stock in   holders'
                                    Issued    Treasury       stock      capital    earnings    treasury     equity
                                ----------  ----------   ---------   ----------   ---------   ---------  ---------

Balance at December 31, 1995..  10,600,000   2,159,506        $106      $82,408     $20,116    $(25,335)   $77,295
  Net income..................                                                        7,537                  7,537
  Change in unrealized gain/
    loss on available-for-
    sale securities...........                                                          325                    325
  Exercise of warrants........         179                                    2                                  2
                                ----------  ----------   ---------    ---------   ---------   ---------  ---------
Balance at March 31, 1996.....  10,600,179   2,159,506        $106      $82,410     $27,978    $(25,335)   $85,159
                                ==========  ==========   =========    =========   =========   =========  =========





























                                See accompanying notes.

                             BALLY'S GRAND, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                               Three months
                                                             ended March 31
                                                      ---------------------
                                                           1996        1995
                                                      ---------   ---------
OPERATING:
  Net income.........................................    $7,537      $3,060
  Adjustments to reconcile to cash provided -
    Depreciation and amortization....................     6,540       5,546
    Other amortization included in interest expense..       235         234
    Provision for doubtful receivables...............       484         582
    Deferred income taxes............................     3,197       1,875
    Loss (gain) on sales of marketable securities....        50        (103)
    Changes in operating assets and liabilities:
      Increase in receivables........................    (3,115)       (813)
      Decrease (increase) in inventories, other
        current assets and other assets..............    (1,118)        516
      Increase in accounts payable, accrued
        liabilities and other long-term liabilities..     4,966         840
      Increase in income taxes payable to Bally
        Entertainment Corporation....................     1,000
    Other, net.......................................         7        (287)
                                                      ---------   ---------
      Cash provided by operating activities..........    19,783      11,450

INVESTING:
  Purchases and construction of property and
    equipment........................................    (2,486)     (7,104)
  Decrease in construction-related liabilities.......    (1,921)     (1,257)
  Purchases of marketable securities.................                (3,353)
  Net proceeds from sales of marketable securities...                 2,434
  Other, net.........................................       (50)       (183)
                                                      ---------   ---------
      Cash used in investing activities..............    (4,457)     (9,463)

FINANCING:
  Purchases of common stock for treasury (including
    December 1995 purchases settled in January 1996).    (1,230)     (6,432)
  Proceeds from exercise of warrants.................         2
                                                      ---------   ---------
      Cash used in financing activities..............    (1,228)     (6,432)
                                                      ---------   ---------
Increase (decrease) in cash and equivalents..........    14,098      (4,445)
Cash and equivalents, beginning of period............    64,750      86,359
                                                      ---------   ---------
Cash and equivalents, end of period..................   $78,848     $81,914
                                                      =========   =========

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Operating activities include cash payments for
    interest as follows -
      Interest paid..................................       $17      $
      Interest capitalized...........................       (61)       (360)

  Investing activities exclude the following
    non-cash transactions -
      Purchases of marketable securities on margin...       $        $1,311
      Sales of margined marketable securities
        (including unsettled sales)..................                 4,807




                           See accompanying notes.

                             BALLY'S GRAND, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (All dollar amounts in thousands)
                                 (Unaudited)


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Bally's Grand, Inc., a Delaware corporation (the "Company") and its subsidiaries. As of March 31, 1996, a wholly owned subsidiary of Bally
Entertainment Corporation ("BEC") owned approximately 85% (78% on a fully diluted basis) of the outstanding common stock of the Company. The Company owns and operates the casino hotel resort in Las Vegas, Nevada known as "Bally's Las Vegas." The Company operates in one industry segment and all significant revenues arise from its casino and supporting hotel operations. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 1996, its consolidated statements of income and cash flows for the three months ended March 31, 1996 and 1995, and its consolidated statement of stockholders' equity for the three months ended March 31, 1996. All such adjustments were of a normal recurring nature.

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior period financial statements to conform with the 1996 presentation.

SEASONAL FACTORS

The Company's operations are somewhat seasonal and, therefore, the results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents, which represent the dilutive effect of the assumed exercise of outstanding warrants, increased the weighted average number of shares outstanding by 313,651 shares for the three months ended March 31, 1996. The assumed exercise of outstanding warrants was not applicable for the three months ended March 31, 1995.

INCOME TAXES

For the period from January 1, 1995 through March 21, 1995 (the date BEC's ownership percentage of outstanding common stock of the Company reached 80%), the Company is required to file its own separate consolidated federal income tax return. For periods subsequent to March 21, 1995, taxable income or loss of the Company is included in the consolidated federal income tax return of BEC. Under a tax sharing arrangement between BEC and the Company, income taxes are allocated to the Company based on amounts the Company would pay or receive if it filed a separate consolidated federal income tax return. Payments to BEC for tax liabilities are due at such time and in such amounts as payments would be required to be made to the Internal Revenue Service. Payments from BEC for tax benefits are due at the time BEC files the applicable consolidated federal income tax return.

                             BALLY'S GRAND, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       (All dollar amounts in thousands)
                                   (Unaudited)


LONG-TERM DEBT

The indenture governing the Company's public indebtedness contains covenants that (i) restrict mergers and asset sales and (ii) limit indebtedness, restricted payments, transactions with affiliates, encumbrances and liens, dividends and guarantees. As of March 31, 1996, $5,807 was unrestricted under the indenture covenants for the payment of dividends.

TRANSACTIONS WITH BEC

In August 1993, the Company, BEC and Bally's Grand Management Co., Inc. (the "Manager"), a Nevada corporation and a wholly owned subsidiary of BEC, entered into a management agreement (the "Management Agreement") whereby the Manager provides management services to the Company and BEC licenses the use of the "Bally" name and certain computer software to the Company for a $3,000 annual management fee. Pursuant to the Management Agreement, management fees for each of the three month periods ended March 31, 1996 and 1995 were $750. In addition, certain of the Company's insurance coverage is obtained by BEC pursuant to corporate-wide programs. In these circumstances, BEC charges the Company its proportionate share of the respective insurance premiums.

                             BALLY'S GRAND, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1996 and 1995

Revenues for the three months ended March 31, 1996 were $82.1 million compared to $72.3 million for the 1995 quarter, an increase of $9.8 million (14%). Casino revenues for the 1996 quarter were $40.1 million compared to $33.2 million for 1995, an increase of $6.9 million (21%) due, in part, to additional walk-in business resulting from the June 1995 opening of a monorail system connecting Bally's Las Vegas and MGM Grand. Table game revenues increased $3.0 million (18%) due to an increase in the hold percentage from 14.3% in the 1995 quarter to 15.8% in 1996 and a 6% increase in the drop (amount wagered). Slot revenues increased $2.5 million (18%) due to a 19% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 6.1% in the 1995 quarter to 6.0% in 1996. On average, Bally's Las Vegas had 180 (12%) more slot machines for the three months ended March 31, 1996 compared to the same period in 1995. Other casino revenues increased $1.4 million (90%) due to additional revenues generated by the relocated and expanded race and sports book room, which opened in September 1995. Rooms revenue increased $1.4 million (8%) due to a higher average room rate and an increase in the number of rooms occupied compared to the 1995 quarter. Food and beverage revenues increased $.7 million (6%) primarily due to the reinstatement of beverage service in the showrooms in the second quarter of 1995 and increased convention business, and other revenues increased $.8 million (7%) due, in part, to increased rental income from a redesign of the retail shopping mall and increased gift shop revenues.

There have been various public announcements concerning the expansion of existing casino hotel resorts and the development of new casino hotel resorts in Las Vegas, certain of which have commenced construction. In particular, three casino hotel resorts are expected to open on the Strip in 1996 with a total of approximately 270,000 square feet of gaming space and 6,900 guest rooms. Management believes that the additional casino and hotel room capacity resulting from the opening of new casino hotels may have a short-term negative impact on the Company, but that over the long term the Company benefits from the increase in the number of visitors to Las Vegas that these new properties attract. To enhance its competitiveness in the Las Vegas market, Bally's Las Vegas recently completed an extensive capital improvement program, including improvements to its frontage area along the Strip, the monorail system, the renovation of all of its hotel rooms and the new race and sports book room, among others. In addition, the Company has announced its intention to develop a new casino hotel resort (see "Liquidity and capital resources").

Operating income for the three months ended March 31, 1996 was $20.1 million compared to $12.9 million for the 1995 quarter, an increase of $7.2 million (56%) as the aforementioned 14% increase in revenues was offset, in part, by a 4% increase in operating expenses. Casino operating expenses increased $1.2 million (6%) due principally to increased promotional costs and increased gaming taxes associated with higher casino revenues, and depreciation and amortization expense increased $1.0 million (18%) due to the major capital improvements recently completed.

Interest expense, net of capitalized interest, was $8.4 million for the three months ended March 31, 1996 compared to $8.0 million for the 1995 quarter, an increase of $.4 million (5%) primarily due to a decrease in the amount of capitalized interest.

For the three months ended March 31, 1996 and 1995, the effective rate of the income tax provision differed from the U.S. statutory tax rate (35%) due principally to certain nondeductible expenses.

                             BALLY'S GRAND, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

The Company has no scheduled principal payments on its long-term debt until 2003. Management plans to make capital expenditures totalling approximately $23 million at Bally's Las Vegas over the next twelve months (i) to replace certain slot machines so that substantially all of the Company's slot machines will be state-of-the-art with embedded bill acceptors, (ii) to redesign and expand the baccarat area, (iii) to upgrade certain penthouses and suites, and (iv) for other improvements and equipment necessary to maintain the casino hotel resort in first-class condition. The Company believes that it will be able to satisfy its debt service (interest on its public indebtedness is approximately $32.7 million per annum) and the aforementioned capital expenditure requirements over the next twelve months out of existing cash balances ($78.8 million at March 31, 1996) and cash flow from operations. For the three months ended March 31, 1996 and the year ended December 31, 1995, the Company's cash provided by operating activities totalled $19.8 million and $34.0 million, respectively, and its operating margin (before depreciation and amortization) was 32% and 24%, respectively. In addition, the Company received a commitment from a lender in March 1996 for a revolving credit facility totalling $15 million.

In 1995, the Company announced its intention to develop a separate casino hotel resort with a Paris, France theme (the "Paris Casino-Resort") on approximately 24 acres of land situated on the Strip adjacent to Bally's Las Vegas. The Paris Casino-Resort is presently planned to include, among other things, an 85,000 square-foot casino, 3,000 guest rooms and a 50-story replica of the Eiffel Tower. Construction of the Paris Casino-Resort is expected to commence in the third quarter of 1996, with completion expected in 1998. The cost of the project, exclusive of the value of the land, is presently estimated to be between $375 million and $425 million, of which $30 million to $40 million is expected to be incurred over the next twelve months. The Company expects to obtain third-party financing for a significant portion of the project cost.

                             BALLY'S GRAND, INC.

                         PART II. OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

  (a)    Exhibits:

           27   Financial Data Schedule (filed electronically only).

  (b)    Reports on Form 8-K:

           None.

                               SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            BALLY'S GRAND, INC.
                                --------------------------------------------
                                                Registrant



                                         /s/ Jerry A. Blumenshine
                                --------------------------------------------
                                           Jerry A. Blumenshine
                                Vice President and Chief Financial Officer
                                (principal financial and accounting officer)



Dated:  May 13, 1996