Form 10-Q
period 1996-06-30
BALLYS GRAND INC /DE/
filed 1996-08-14
CIK 65297

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 1996


                                     or


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

Yes:    X        No:

As of July 31, 1996, 8,441,590 shares of the registrant's common stock were outstanding.

                             BALLY'S GRAND, INC.

                                    INDEX


                                                                        Page
                                                                      Number
                                                                      ------

PART I.  FINANCIAL INFORMATION

  Item 1. Financial statements:

     Condensed consolidated balance sheet (unaudited)
        June 30, 1996 and December 31, 1995.........................       1

     Consolidated statement of income (unaudited)
        Six months ended June 30, 1996 and 1995.....................       2

     Consolidated statement of income (unaudited)
        Three months ended June 30, 1996 and 1995...................       3

     Consolidated statement of stockholders' equity (unaudited)
        Six months ended June 30, 1996..............................       4

     Consolidated statement of cash flows (unaudited)
        Six months ended June 30, 1996 and 1995.....................       5

     Notes to condensed consolidated financial
        statements (unaudited)......................................   6 - 7

  Item 2. Management's discussion and analysis of financial
            condition and results of operations....................   8 - 10


PART II.  OTHER INFORMATION

  Item 6. Exhibits and reports on Form 8-K..........................      11


SIGNATURE PAGE......................................................      12

                             BALLY'S GRAND, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                               (In thousands)
                                 (Unaudited)


                                                      June 30    December 31
                                                         1996           1995
                                                 ------------   ------------
                      ASSETS

Current assets:
  Cash and equivalents.......................... $     79,259   $     64,750
  Marketable securities, at fair value..........        2,550          1,781
  Receivables, less allowances of $6,968 and
    $5,862......................................       13,823         12,653
  Inventories...................................        3,423          3,506
  Deferred income taxes.........................        6,299          6,678
  Other current assets..........................        3,433          3,223
                                                 ------------   ------------
      Total current assets......................      108,787         92,591

Property and equipment, less accumulated
  depreciation of $58,939 and $48,010...........      405,986        409,441
Other assets....................................       17,537         16,055
                                                 ------------   ------------
                                                 $    532,310   $    518,087
                                                 ============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.............................. $     11,796   $     13,613
  Income taxes payable to Bally Entertainment
    Corporation.................................        1,353
  Accrued liabilities...........................       25,092         26,580
                                                 ------------   ------------
      Total current liabilities.................       38,241         40,193

Long-term debt..................................      315,000        315,000
Deferred income taxes...........................       87,661         84,838
Other long-term liabilities.....................        2,120            761

Stockholders' equity............................       89,288         77,295
                                                 ------------   ------------
                                                 $    532,310   $    518,087
                                                 ============   ============





















                           See accompanying notes.

                             BALLY'S GRAND, INC.
                      CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except share data)
                                 (Unaudited)

                                                                 Six months
                                                              ended June 30
                                                      ---------------------
                                                           1996        1995
                                                      ---------   ---------

Revenues:
  Casino............................................. $  78,890   $  64,928
  Rooms..............................................    33,583      31,069
  Food and beverage..................................    23,052      21,552
  Other..............................................    24,213      22,157
                                                      ---------   ---------
                                                        159,738     139,706

Costs and expenses:
  Casino.............................................    40,999      37,220
  Rooms..............................................     9,855       9,458
  Food and beverage..................................    19,615      19,588
  Other operating expenses...........................    24,189      24,232
  Selling, general and administrative................    17,010      16,938
  Depreciation and amortization......................    13,469      11,160
                                                      ---------   ---------
                                                        125,137     118,596
                                                      ---------   ---------

Operating income.....................................    34,601      21,110
Gain (loss) on sales of marketable securities........       (50)        318
Interest expense.....................................   (16,774)    (15,918)
                                                      ---------   ---------
Income before income taxes...........................    17,777       5,510
Provision for income taxes...........................    (6,286)     (2,016)
                                                      ---------   ---------
Net income........................................... $  11,491   $   3,494
                                                      =========   =========

Net income per common and common equivalent share.... $    1.30   $     .39
                                                      =========   =========

Average common and common equivalent shares
  outstanding........................................ 8,865,467   8,860,819
                                                      =========   =========






















                           See accompanying notes.

                             BALLY'S GRAND, INC.
                      CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except share data)
                                 (Unaudited)

                                                               Three months
                                                              ended June 30
                                                      ---------------------
                                                           1996        1995
                                                      ---------   ---------

Revenues:
  Casino............................................. $  38,777   $  31,773
  Rooms..............................................    15,849      14,693
  Food and beverage..................................    10,966      10,120
  Other..............................................    12,045      10,784
                                                      ---------   ---------
                                                         77,637      67,370

Costs and expenses:
  Casino.............................................    21,232      18,642
  Rooms..............................................     4,837       4,672
  Food and beverage..................................     9,576       9,611
  Other operating expenses...........................    12,372      12,135
  Selling, general and administrative................     8,226       8,463
  Depreciation and amortization......................     6,929       5,614
                                                      ---------   ---------
                                                         63,172      59,137
                                                      ---------   ---------

Operating income.....................................    14,465       8,233
Gain on sales of marketable securities...............                   215
Interest expense.....................................    (8,422)     (7,873)
                                                      ---------   ---------
Income before income taxes...........................     6,043         575
Provision for income taxes...........................    (2,089)       (141)
                                                      ---------   ---------
Net income........................................... $   3,954   $     434
                                                      =========   =========

Net income per common and common equivalent share.... $     .44   $     .05
                                                      =========   =========

Average common and common equivalent shares
  outstanding........................................ 8,930,856   8,775,878
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

                                                BALLY'S GRAND, INC.
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (In thousands, except share data)
                                                     (Unaudited)


                                                                                                             Total
                                Shares of common stock               Additional                  Common     stock-
                                ----------------------      Common      paid-in    Retained    stock in   holders'
                                    Issued    Treasury       stock      capital    earnings    treasury     equity
                                ----------  ----------   ---------    ---------   ---------   ---------  ---------

Balance at December 31, 1995..  10,600,000   2,159,506   $     106    $  82,408   $  20,116   $ (25,335) $  77,295
  Net income..................                                                       11,491                 11,491
  Change in unrealized gain/
    loss on available-for-
    sale securities...........                                                          500                    500
  Exercise of warrants........         179                                    2                                  2
                                ----------  ----------   ---------    ---------   ---------   ---------  ---------
Balance at June 30, 1996......  10,600,179   2,159,506   $     106    $  82,410   $  32,107   $ (25,335) $  89,288
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

                             BALLY'S GRAND, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                                 Six months
                                                              ended June 30
                                                      ---------------------
                                                           1996        1995
                                                      ---------   ---------
OPERATING:
  Net income......................................... $  11,491   $   3,494
  Adjustments to reconcile to cash provided -
    Depreciation and amortization....................    13,469      11,160
    Other amortization included in interest expense..       469         468
    Provision for doubtful receivables...............     1,210         661
    Deferred income taxes............................     2,933       1,666
    Loss (gain) on sales of marketable securities....        50        (318)
    Changes in operating assets and liabilities:
      Decrease (increase) in receivables.............    (2,380)      4,235
      Increase in inventories, other
        current assets and other assets..............      (434)       (473)
      Decrease in accounts payable, accrued
        liabilities and other long-term liabilities..      (288)     (7,430)
      Increase in income taxes payable to Bally
        Entertainment Corporation....................     1,353
    Other, net.......................................        14        (561)
                                                      ---------   ---------
      Cash provided by operating activities..........    27,887      12,902

INVESTING:
  Purchases and construction of property and
    equipment........................................   (10,014)    (26,747)
  Increase (decrease) in construction-related
    liabilities......................................    (2,061)      1,529
  Purchases of marketable securities.................                (7,141)
  Net proceeds from sales of marketable securities...                 2,435
  Advance to nonconsolidated venture.................                (3,000)
  Other, net.........................................       (75)         (4)
                                                      ---------   ---------
      Cash used in investing activities..............   (12,150)    (32,928)

FINANCING:
  Purchases of common stock for treasury (includes
    December 1995 purchases settled in January 1996).    (1,230)     (6,432)
  Proceeds from exercise of warrants.................         2
                                                      ---------   ---------
      Cash used in financing activities..............    (1,228)     (6,432)
                                                      ---------   ---------
Increase (decrease) in cash and equivalents..........    14,509     (26,458)
Cash and equivalents, beginning of period............    64,750      86,359
                                                      ---------   ---------
Cash and equivalents, end of period.................. $  79,259   $  59,901
                                                      =========   =========

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Operating activities include cash payments for
    interest and income taxes as follows -
      Interest paid.................................. $  16,358   $  16,341
      Interest capitalized...........................       (53)       (892)
      Income taxes paid (net of refunds).............     2,000         350

  Investing activities exclude the following
    non-cash transactions -
      Purchases of marketable securities on margin... $           $   9,227
      Sales of margined marketable securities
        (including unsettled sales)..................                 9,148

                           See accompanying notes.

                             BALLY'S GRAND, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (All dollar amounts in thousands)
                                 (Unaudited)


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Bally's Grand, Inc., a Delaware corporation (the "Company") and its subsidiaries. As of June 30, 1996, a wholly owned subsidiary of Bally Entertainment Corporation ("BEC") owned approximately 85% (78% on a fully diluted basis) of the outstanding common stock of the Company. The Company owns and operates the casino hotel resort in Las Vegas, Nevada known as "Bally's Las Vegas." The Company operates in one industry segment and all significant revenues arise from its casino and supporting hotel operations. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at June 30, 1996, its consolidated statements of income for the three and six months ended June 30, 1996 and 1995, its consolidated statement of stockholders' equity for the six months ended June 30, 1996, and its consolidated statement of cash flows for the six months ended June 30, 1996 and 1995. All such adjustments were of a normal recurring nature.

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

ACQUISITION OF BEC BY HILTON HOTELS CORPORATION

In June 1996, BEC and Hilton Hotels Corporation ("Hilton") entered into an agreement pursuant to which BEC will merge with and into Hilton. The transaction, which has been approved by the Board of Directors of BEC and Hilton, is subject to approval by the companies' shareholders and gaming regulators of several states, and is expected to close by year-end 1996.

SEASONAL FACTORS

The Company's operations are somewhat seasonal and, therefore, the results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents, which represent the dilutive effect of the assumed exercise of outstanding warrants, increased the weighted average number of shares outstanding by 490,183 shares and 253,359 shares for the three months ended June 30, 1996 and 1995, respectively, and by 424,804 shares and 176,974 shares for the six months ended June 30, 1996 and 1995, respectively.

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

LONG-TERM DEBT

The indenture governing the Company's public indebtedness contains covenants that (i) restrict mergers and asset sales and (ii) limit indebtedness, restricted payments, transactions with affiliates, encumbrances and liens, dividends and guarantees. As of June 30, 1996, $5,419 was unrestricted under the indenture covenants for the payment of dividends.

TRANSACTIONS WITH BEC

In August 1993, the Company, BEC and Bally's Grand Management Co., Inc. (the "Manager"), a Nevada corporation and a wholly owned subsidiary of BEC, entered into a management agreement (the "Management Agreement") whereby the Manager provides management services to the Company and BEC licenses the use of the "Bally" name and certain computer software to the Company for a $3,000 annual management fee. Pursuant to the Management Agreement, management fees for each of the three and six month periods ended June 30, 1996 and 1995 were $750 and $1,500, respectively. In addition, certain of the Company's insurance coverage is obtained by BEC pursuant to corporate-wide programs. In these circumstances, BEC charges the Company its proportionate share of the respective insurance premiums.

In August 1996, the Company agreed to sell its wholly-owned subsidiary that owns and is developing the 24 acre tract of land expected to be utilized for the construction of the Paris Casino-Resort to BEC for consideration having an aggregate value of approximately $60,000 ($40,000 in BEC common stock and the balance in cash). The transaction was negotiated and approved by an independent Special Committee of the Board of Directors of the Company. The Special Committee retained independent legal counsel and financial advisors in connection with the evaluation and negotiation of the transaction.

                             BALLY'S GRAND, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 1996 and 1995

Revenues for the three months ended June 30, 1996 were $77.6 million compared to $67.4 million for the 1995 quarter, an increase of $10.2 million (15%). Casino revenues for the 1996 quarter were $38.8 million compared to $31.8 million for 1995, an increase of $7.0 million (22%) due, in part, to additional walk-in business resulting from the June 1995 opening of a monorail system connecting Bally's Las Vegas and MGM Grand. Table game revenues increased $3.6 million (25%) due to a 22% increase in the drop (amount wagered) and an increase in the hold percentage from 14.3% in the 1995 quarter to 14.6% in 1996. Slot revenues increased $2.9 million (18%) due to a 31% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 6.0% in the 1995 quarter to 5.4% in 1996. On average, Bally's Las Vegas had 199 (13%) more slot machines for the three months ended June 30, 1996 compared to the 1995 quarter. Other casino revenues increased $.5 million (38%) due to additional revenues generated by the relocated and expanded race and sports book room, which opened in September 1995. Rooms revenue increased $1.2 million (8%) due to a higher average room rate and an increase in the number of rooms occupied compared to the 1995 quarter. Food and beverage revenues increased $.8 million (8%) primarily due to increased convention business, and other revenues increased $1.3 million (12%) due, in part, to increased entertainment revenues resulting from additional shows in the 1996 quarter.

The expansion of existing casino hotel resorts and the development of new casino hotel resorts in Las Vegas continues. In particular, two casino hotel resorts opened in mid-1996 and another is expected to open later in 1996. These three casino hotel resorts are adding a total of approximately 270,000 square feet of gaming space and 6,500 guest rooms to the Las Vegas Strip. Management believes that the additional casino and hotel room capacity resulting from the opening of new casino hotels may have a short-term negative impact on the Company, but that over the long term the Company benefits from the increase in the number of visitors to Las Vegas that these new properties attract. To enhance its competitiveness in the Las Vegas market, Bally's Las Vegas completed an extensive capital improvement program over the last three years including, among others, improvements to its frontage area along the Strip, the monorail system, the renovation of all of its hotel rooms, the new race and sports book room and a slot machine upgrade.

Operating income for the three months ended June 30, 1996 was $14.5 million compared to $8.2 million for the 1995 quarter, an increase of $6.3 million (77%) as the aforementioned 15% increase in revenues was offset, in part, by a 7% increase in operating expenses. Casino operating expenses increased $2.6 million (14%) due principally to increased promotional and marketing costs and to increased gaming taxes associated with higher casino revenues. Depreciation and amortization expense increased $1.3 million (23%) due to the major capital improvements recently completed.

Interest expense, net of capitalized interest, was $8.4 million for the three months ended June 30, 1996 compared to $7.9 million for the 1995 quarter, an increase of $.5 million (6%) primarily due to a decrease in the amount of capitalized interest.

                            BALLY'S GRAND, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


Comparison of the six months ended June 30, 1996 and 1995

Revenues for the six months ended June 30, 1996 were $159.7 million compared to $139.7 million for the 1995 period, an increase of $20.0 million (14%). Casino revenues for the 1996 period were $78.9 million compared to $64.9 million for 1995, an increase of $14.0 million (22%) due, in part, to additional walk-in business resulting from the aforementioned monorail system which opened in June 1995. Table game revenues increased $6.7 million (21%) due to a 14% increase in the drop and an increase in the hold percentage from 14.3% in the 1995 period to 15.2% in 1996. Slot revenues increased $5.4 million (18%) due to a 26% increase in slot handle offset, in part, by a decline in the win percentage from 6.0% in the 1995 period to 5.7% in 1996. On average, Bally's Las Vegas had 184 (12%) more slot machines for the six months ended June 30, 1996 compared to the 1995 period. Other casino revenues increased $1.9 million (66%) due to additional revenues generated by the relocated and expanded race and sports book room. Rooms revenue increased $2.5 million (8%) primarily due to a higher average room rate and an increase in the number of rooms occupied compared to the 1995 period. Food and beverage revenues increased $1.5 million (7%) primarily due to increased convention business and the reinstatement of beverage service in the showrooms in the second quarter of 1995. Other revenues increased $2.1 million (9%) primarily due to increased entertainment revenues resulting from additional shows in the 1996 period.

Operating income for the six months ended June 30, 1996 was $34.6 million compared to $21.1 million for the 1995 period, an increase of $13.5 million (64%) as the aforementioned 14% increase in revenues was offset, in part, by a 6% increase in operating expenses. Casino operating expenses increased $3.8 million (10%) due principally to increased promotional and marketing costs and to increased gaming taxes associated with higher casino revenues. Depreciation and amortization expense increased $2.3 million (21%) due to the aforementioned major capital improvements.

Interest expense, net of capitalized interest, was $16.8 million for the six months ended June 30, 1996 compared to $15.9 million for the 1995 period, an increase of $.9 million (6%) due to a decrease in the amount of capitalized interest.

For the six months ended June 30, 1996 and 1995, the effective rate of the provision for income taxes differed from the U.S. statutory tax rate (35%) due principally to certain nondeductible expenses.

                            BALLY'S GRAND, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

The Company has no scheduled principal payments on its long-term debt until 2003. Management plans to make capital expenditures totalling approximately $15 million at Bally's Las Vegas over the next twelve months to renovate the baccarat area and for various other improvements and equipment necessary to maintain the casino hotel resort in first-class condition. The Company believes that it will be able to satisfy its debt service (interest on its public indebtedness is approximately $32.7 million per annum) and the aforementioned capital expenditure requirements over the next twelve months out of existing cash balances ($79.3 million at June 30, 1996) and cash flow from operations. For the six months ended June 30, 1996 and the year ended December 31, 1995, the Company's cash provided by operating activities totalled $27.9 million and $34.0 million, respectively, and its operating margin (before depreciation and amortization) was 30% and 24%, respectively.

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



Dated:  August 14, 1996