Form 10-Q
period 1996-09-30
BALLYS GRAND INC /DE/
filed 1996-11-14
CIK 65297

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 1996


                                     or


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

Yes:    X        No:

As of October 31, 1996, 8,441,590 shares of the registrant's common stock were outstanding.

                             BALLY'S GRAND, INC.

                                    INDEX


                                                                        Page
                                                                      Number

PART I.  FINANCIAL INFORMATION

  Item 1. Financial statements:

     Condensed consolidated balance sheet (unaudited)
        September 30, 1996 and December 31, 1995....................       1

     Consolidated statement of income (unaudited)
        Nine months ended September 30, 1996 and 1995...............       2

     Consolidated statement of income (unaudited)
        Three months ended September 30, 1996 and 1995..............       3

     Consolidated statement of stockholders' equity (unaudited)
        Nine months ended September 30, 1996........................       4

     Consolidated statement of cash flows (unaudited)
        Nine months ended September 30, 1996 and 1995...............       5

     Notes to condensed consolidated financial
        statements (unaudited)......................................       7

  Item 2. Management's discussion and analysis of financial
            condition and results of operations....................        9


PART II.  OTHER INFORMATION

  Item 1. Legal proceedings.........................................      11

  Item 6. Exhibits and reports on Form 8-K..........................      12


SIGNATURE PAGE......................................................      13

                             BALLY'S GRAND, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                               (In thousands)
                                 (Unaudited)


                                                 September 30    December 31
                                                         1996           1995
                                                 ------------   ------------
                      ASSETS

Current assets:
  Cash and equivalents.......................... $    110,062   $     64,750
  Marketable securities, at fair value
    (includes Bally Entertainment Corporation
    common stock of $41,166 in 1996)............       41,635          1,781
  Receivables, less allowances of $6,389 and
    $5,862......................................       15,042         12,530
  Receivables from affilites....................        2,670            123
  Inventories...................................        3,021          3,506
  Deferred income taxes.........................        5,142          6,678
  Other current assets..........................        3,523          3,223
                                                 ------------   ------------
      Total current assets......................      181,095         92,591

Property and equipment, less accumulated
  depreciation of $64,333 and $48,010...........      375,263        409,441
Other assets....................................       16,840         16,055
                                                 ------------   ------------
                                                 $    573,198   $    518,087
                                                 ============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.............................. $     10,086   $     13,613
  Income taxes payable to Bally Entertainment
    Corporation.................................       13,125
  Accrued liabilities...........................       37,050         26,580
                                                 ------------   ------------
      Total current liabilities.................       60,261         40,193

Long-term debt..................................      315,000        315,000
Deferred income taxes...........................       83,362         84,838
Other long-term liabilities.....................        1,657            761

Stockholders' equity............................      112,918         77,295
                                                 ------------   ------------
                                                 $    573,198   $    518,087
                                                 ============   ============


















                           See accompanying notes.

                             BALLY'S GRAND, INC.
                      CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except share data)
                                 (Unaudited)

                                                                Nine months
                                                         ended September 30
                                                      ---------------------
                                                           1996        1995
                                                      ---------   ---------

Revenues:
  Casino............................................. $ 116,226   $ 101,310
  Rooms..............................................    48,288      45,005
  Food and beverage..................................    33,487      30,968
  Other..............................................    35,700      32,332
                                                      ---------   ---------
                                                        233,701     209,615

Costs and expenses:
  Casino.............................................    59,813      57,241
  Rooms..............................................    14,647      13,999
  Food and beverage..................................    29,030      28,483
  Other operating expenses...........................    37,415      37,200
  Selling, general and administrative................    25,831      24,797
  Depreciation and amortization......................    20,038      17,597
                                                      ---------   ---------
                                                        186,774     179,317
                                                      ---------   ---------

Operating income.....................................    46,927      30,298
Gain on sales of marketable securities...............       820         539
Interest expense.....................................   (25,178)    (23,991)
                                                      ---------   ---------
Income before income taxes...........................    22,569       6,846
Provision for income taxes...........................    (7,158)     (2,513)
                                                      ---------   ---------
Net income........................................... $  15,411   $   4,333
                                                      =========   =========

Net income per common and common equivalent share.... $    1.73   $     .49
                                                      =========   =========

Average common and common equivalent shares
  outstanding........................................ 8,925,539   8,848,648
                                                      =========   =========






















                           See accompanying notes.

                             BALLY'S GRAND, INC.
                      CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except share data)
                                 (Unaudited)

                                                               Three months
                                                         ended September 30
                                                      ---------------------
                                                           1996        1995
                                                      ---------   ---------

Revenues:
  Casino............................................. $  37,336   $  36,382
  Rooms..............................................    14,705      13,936
  Food and beverage..................................    10,435       9,416
  Other..............................................    11,487      10,175
                                                      ---------   ---------
                                                         73,963      69,909

Costs and expenses:
  Casino.............................................    18,814      20,021
  Rooms..............................................     4,792       4,541
  Food and beverage..................................     9,415       8,895
  Other operating expenses...........................    13,226      12,968
  Selling, general and administrative................     8,821       7,859
  Depreciation and amortization......................     6,569       6,437
                                                      ---------   ---------
                                                         61,637      60,721
                                                      ---------   ---------

Operating income.....................................    12,326       9,188
Gain on sales of marketable securities...............       870         221
Interest expense.....................................    (8,404)     (8,073)
                                                      ---------   ---------
Income before income taxes...........................     4,792       1,336
Provision for income taxes...........................      (872)       (497)
                                                      ---------   ---------
Net income........................................... $   3,920   $     839
                                                      =========   =========

Net income per common and common equivalent share.... $     .44   $     .10
                                                      =========   =========

Average common and common equivalent shares
  outstanding........................................ 9,006,915   8,809,924
                                                      =========   =========






















                           See accompanying notes.

                                  BALLY'S GRAND, INC.
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (In thousands, except share data)
                                      (Unaudited)


                                                                                                             Total
                                Shares of common stock               Additional                  Common     stock-
                                ----------------------      Common      paid-in    Retained    stock in   holders'
                                    Issued    Treasury       stock      capital    earnings    treasury     equity
                                ----------  ----------   ---------    ---------   ---------   ---------  ---------

Balance at December 31, 1995..  10,600,000   2,159,506   $     106    $  82,408   $  20,116   $ (25,335) $  77,295
  Net income..................                                                       15,411                 15,411
  Excess of sales price over
    historical basis of
    subsidiary sold to Bally
    Entertainment Corporation.                                           19,672                             19,672
  Change in unrealized gain/
    loss on available-for-
    sale securities...........                                                          529                    529
  Exercise of warrants........       1,096                                   11                                 11
                                ----------  ----------   ---------    ---------   ---------   ---------  ---------
Balance at September 30, 1996.  10,601,096   2,159,506   $     106    $ 102,091   $  36,056   $ (25,335) $ 112,918
                                ==========  ==========   =========    =========   =========   =========  =========

























                                See accompanying notes.

                             BALLY'S GRAND, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                                Nine months
                                                         ended September 30
                                                      ---------------------
                                                           1996        1995
                                                      ---------   ---------
OPERATING:
  Net income......................................... $  15,411   $   4,333
  Adjustments to reconcile to cash provided -
    Depreciation and amortization....................    20,038      17,597
    Other amortization included in interest expense..       704         703
    Provision for doubtful receivables...............       663       1,266
    Deferred income taxes............................    (1,392)      1,668
    Gain on sales of marketable securities...........      (820)       (539)
    Change in operating assets and liabilities.......     8,417         566
    Other, net.......................................        21        (807)
                                                      ---------   ---------
      Cash provided by operating activities..........    43,042      24,787

INVESTING:
  Proceeds from sale of subsidiary to Bally
    Entertainment Corporation........................    17,500
  Purchases and construction of property and
    equipment........................................   (13,609)    (34,761)
  Decrease in construction-related liabilities.......    (2,148)       (308)
  Purchases of marketable securities.................                (9,748)
  Net proceeds from sales of marketable securities...     1,830       4,003
  Advance to nonconsolidated venture.................                (3,000)
  Other, net.........................................       (84)        (92)
                                                      ---------   ---------
      Cash provided by (used in) investing
        activities...................................     3,489    (43,906)

FINANCING:
  Purchases of common stock for treasury (includes
    December 1995 purchases settled in January 1996)     (1,230)     (6,432)
  Proceeds from exercise of warrants.................        11
                                                      ---------   ---------
      Cash used in financing activities..............    (1,219)     (6,432)
                                                      ---------   ---------
Increase (decrease) in cash and equivalents..........    45,312     (25,551)
Cash and equivalents, beginning of period............    64,750      86,359
                                                      ---------   ---------
Cash and equivalents, end of period.................. $ 110,062   $  60,808
                                                      =========   =========



















                                (continued)

                            BALLY'S GRAND, INC.
            CONSOLIDATED STATEMENT OF CASH FLOWS -- (CONTINUED)
                               (In thousands)
                                (Unaudited)

                                                                Nine months
                                                         ended September 30
                                                      ---------------------
                                                           1996        1995
                                                      ---------   ---------
SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and liabilities,
    net of effects from the sale of subsidiary to
    Bally Entertainment Corporation, were as follows-
      Increase in receivables and receivables from
        affiliates................................... $  (4,860)  $    (343)
      Increase in inventories, other current
        assets and other assets......................      (360)     (1,907)
      Increase in accounts payable, accrued
        liabilities and other long-term liabilities..     9,937       2,816
      Increase in income taxes payable to Bally
        Entertainment Corporation....................     3,700
                                                      ---------   ---------
                                                      $   8,417   $     566
                                                      =========   =========

  Operating activities include cash payments for
    interest and income taxes as follows -
      Interest paid.................................. $  16,375   $  16,341
      Interest capitalized...........................       (59)     (1,223)
      Income taxes paid (net of refunds).............     4,850         933

  Investing activities exclude the following
    non-cash transactions -
      Bally Entertainment Corporation common stock
        received upon sale of subsidiary to Bally
        Entertainment Corporation.................... $  40,000   $
      Purchases of marketable securities on margin...                13,610
      Sales of margined marketable securities
        (including unsettled sales)..................                10,221

























                          See accompanying notes.

                            BALLY'S GRAND, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (All dollar amounts in thousands)
                                (Unaudited)


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Bally's Grand, Inc., a Delaware corporation (the "Company") and its subsidiaries. As of September 30, 1996, a wholly owned subsidiary of Bally Entertainment Corporation ("BEC") owned approximately 85% (78% on a fully diluted basis) of the outstanding common stock of the Company. The Company owns and operates the casino hotel resort in Las Vegas, Nevada known as "Bally's Las Vegas." The Company operates in one industry segment and all significant revenues arise from its casino and supporting hotel operations. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 1996, its consolidated statements of income for the three and nine months ended September 30, 1996 and 1995, its consolidated statement of stockholders' equity for the nine months ended September 30, 1996, and its consolidated statement of cash flows for the nine months ended September 30, 1996 and 1995. All such adjustments were of a normal recurring nature.

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

ACQUISITION OF BEC BY HILTON HOTELS CORPORATION

In June 1996, BEC and Hilton Hotels Corporation ("Hilton") entered into an agreement pursuant to which BEC will merge with and into Hilton (the "Merger"). The transaction, which has been approved by the Board of Directors and shareholders of BEC and Hilton, is subject to approval by gaming regulators of several jurisdictions, and is expected to close before year-end 1996.

SEASONAL FACTORS

The Company's operations are somewhat seasonal and, therefore, the results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents, which represent the dilutive effect of the assumed exercise of outstanding warrants, increased the weighted average number of shares outstanding by 565,536 shares and 287,405 shares for the three months ended September 30, 1996 and 1995, respectively, and by 484,635 shares and 219,169 shares for the nine months ended September 30, 1996 and 1995, respectively.

INCOME TAXES

For the period from January 1, 1995 through March 21, 1995 (the date BEC's ownership percentage of outstanding common stock of the Company reached 80%), the Company filed its own separate consolidated federal income tax return.

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

LONG-TERM DEBT

The indenture governing the Company's 10-3/8% First Mortgage Notes due 2003 (the "Notes") contains covenants that (i) restrict mergers and asset sales and (ii) limit indebtedness, restricted payments, transactions with affiliates, encumbrances and liens, dividends and guarantees. As of September 30, 1996, $6,968 was unrestricted under the indenture covenants for the payment of dividends.

In October 1996, Hilton announced an offer to purchase for cash any and all of the Notes (the "Tender Offer") and a solicitation of consents to proposed amendments to the indenture for the Notes (the "Consent Solicitation"). The Tender Offer and Consent Solicitation are subject to consummation of the Merger, receipt of tenders and consents for at least a majority of the principal amount of the Notes and the receipt of any necessary gaming regulatory approvals, as well as certain other conditions described in the Offer to Purchase and Consent Solicitation.

TRANSACTIONS WITH BEC

In August 1993, the Company, BEC and Bally's Grand Management Co., Inc. (the "Manager"), a Nevada corporation and a wholly owned subsidiary of BEC, entered into a management agreement (the "Management Agreement") whereby the Manager provides management services to the Company and BEC licenses the use of the "Bally" name and certain computer software to the Company for a $3,000 annual management fee. Pursuant to the Management Agreement, management fees for each of the three and nine month periods ended September 30, 1996 and 1995 were $750 and $2,250, respectively. In addition, certain of the Company's insurance coverage is obtained by BEC pursuant to corporate-wide programs. In these circumstances, BEC charges the Company its proportionate share of the respective insurance premiums.

In August 1996, the Company sold Paris Casino Corp. (a wholly owned subsidiary that owns 24 acres of land next to Bally's Las Vegas upon which the Paris Casino-Resort is planned to be developed) to BEC for consideration having an aggregate value of $57,500 ($17,500 in cash and 1,457,195 shares of BEC common stock, which are included in marketable securities on the condensed consolidated balance sheet of the Company at September 30, 1996). In addition, BEC reimbursed the Company for Paris Casino-Resort development costs incurred to date and certain transaction-related costs, and granted the Company certain operating considerations pursuant to a shared facilities agreement. The transaction was negotiated and approved by an independent Special Committee of the Board of Directors of the Company. The Special Committee retained independent legal counsel and financial advisors in connection with the evaluation and negotiation of the transaction. For financial accounting purposes, because BEC owns approximately 85% of the outstanding common stock of the Company, the excess of the sales price over the historical net book value of Paris Casino Corp. (net of income taxes of $10,593) was accounted for as an increase to stockholders' equity.

                             BALLY'S GRAND, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Comparison of the three months ended September 1996 and 1995

Revenues for the three months ended September 30, 1996 were $74.0 million compared to $69.9 million for the 1995 quarter, an increase of $4.1 million (6%). Casino revenues for the 1996 quarter were $37.3 million compared to $36.4 million for 1995, an increase of $.9 million (2%). Slot revenues increased $1.9 million (11%) due to a 30% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 6.3% in the 1995 quarter to 5.4% in 1996. On average, Bally's Las Vegas had 205 (13%) more slot machines for the three months ended September 30, 1996 compared to the 1995 quarter. Table game revenues decreased $1.7 million (9%) due to a 7% decrease in the drop (amount wagered) and a decrease in the hold percentage from 15.5% in the 1995 quarter to 15.1% in 1996. Other casino revenues increased $.7 million (49%) due to additional revenues generated by the relocated and expanded race and sports book room, which opened in September 1995. Rooms revenue increased $.8 million (6%) primarily due to a higher average room rate compared to the 1995 quarter. Food and beverage revenues increased $1.0 million (11%) primarily due to increased convention business, and other revenues increased $1.3 million (13%) due, in part, to increased entertainment revenues.

The expansion of existing casino hotel resorts and the development of new casino hotel resorts in Las Vegas continues. In particular, two casino hotel resorts opened in mid-1996 and another is expected to open in early 1997. These three casino hotel resorts are adding a total of approximately 270,000 square feet of gaming space and 6,500 guest rooms to the Las Vegas Strip. Management believes that the additional casino and hotel room capacity resulting from the opening of new casino hotels may have a short-term negative impact on the Company, but that over the long term the Company benefits from the increase in the number of visitors to Las Vegas that these new properties attract. To enhance its competitiveness in the Las Vegas market, Bally's Las Vegas completed an extensive capital improvement program over the last three years including, among others, improvements to its frontage area along the Strip, a monorail system, a renovation of all of its hotel rooms, the new race and sports book room and a slot machine upgrade.

Operating income for the three months ended September 30, 1996 was $12.3 million compared to $9.2 million for the 1995 quarter, an increase of $3.1 million (34%) as the aforementioned 6% increase in revenues was offset, in part, by a 2% increase in operating expenses. Selling, general and administrative costs increased $1.0 million (12%) due, in part, to certain trademark-related costs, and food and beverage expenses increased $.5 million (6%) due to the aforementioned increase in volume from convention-related business. In addition, rooms expense increased $.3 million (6%) and other operating expenses increased $.3 million (2%). These increases in operating expenses were offset, in part, by a $1.2 million (6%) decrease in casino expenses.

Interest expense was $8.4 million for the three months ended September 30, 1996 compared to $8.1 million for the 1995 quarter, an increase of $.3 million (4%) primarily due to a decrease in the amount of capitalized interest.

Comparison of the nine months ended September 30, 1996 and 1995

Revenues for the nine months ended September 30, 1996 were $233.7 million compared to $209.6 million for the 1995 period, an increase of $24.1 million (11%). Casino revenues for the 1996 period were $116.2 million compared to $101.3 million for 1995, an increase of $14.9 million (15%) due, in part, to additional walk-in business resulting from the June 1995 opening of the monorail system connecting Bally's Las Vegas and MGM Grand. Slot revenues increased $7.3 million (16%) due to a 27% increase in slot handle offset, in

                            BALLY'S GRAND, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



part, by a decline in the win percentage from 6.1% in the 1995 period to 5.6% in 1996. On average, Bally's Las Vegas had 196 (13%) more slot machines for the nine months ended September 30, 1996 compared to the 1995 period. Table game revenues increased $4.9 million (10%) due to a 7% increase in the drop and an increase in the hold percentage from 14.7% in the 1995 period to 15.1% in 1996. Other casino revenues increased $2.7 million (60%) due to additional revenues generated by the relocated and expanded race and sports book room. Rooms revenue increased $3.3 million (7%) primarily due to a higher average room rate compared to the 1995 period. Food and beverage revenues increased $2.5 million (8%) primarily due to increased convention business and the reinstatement of beverage service in the showrooms in the second quarter of 1995. Other revenues increased $3.4 million (10%) primarily due to increased entertainment revenues.

Operating income for the nine months ended September 30, 1996 was $46.9 million compared to $30.3 million for the 1995 period, an increase of $16.6 million (55%) as the aforementioned 11% increase in revenues was offset, in part, by a 4% increase in operating expenses. Casino operating expenses increased $2.6 million (4%) due principally to increased promotional and marketing costs and to increased gaming taxes associated with higher casino revenues. Depreciation and amortization expense increased $2.4 million (14%) due to the aforementioned major capital improvements.

Interest expense was $25.2 million for the nine months ended September 30, 1996 compared to $24.0 million for the 1995 period, an increase of $1.2 million (5%) due to a decrease in the amount of capitalized interest.

For the nine months ended September 30, 1996 and 1995, the effective rate of the provision for income taxes differed from the U.S. statutory tax rate (35%) due principally to the elimination of a valuation allowance no longer required in the 1996 period and certain nondeductible expenses in both periods.


LIQUIDITY AND CAPITAL RESOURCES

The Company has no scheduled principal payments on its long-term debt until 2003. Management plans to make capital expenditures totalling approximately $33 million at Bally's Las Vegas over the next twelve months for various improvements, renovations and equipment to maintain the casino hotel resort in first-class condition. The Company believes that it will be able to satisfy its debt service (interest on the Notes is approximately $32.7 million per annum) and the aforementioned capital expenditure requirements over the next twelve months out of existing cash balances.

                             BALLY'S GRAND, INC.

                         PART II. OTHER INFORMATION



Item 1.  Legal proceedings

         Two purported derivative actions against the Company, its directors and BEC, one commenced in October 1995 (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995) and the other in September 1996, have been consolidated under the caption In re:
         Bally's Grand Derivative Litigation in the Court of Chancery of the State of Delaware, New Castle County. The consolidated complaint alleges breaches of fiduciary duty and waste of corporate assets in connection with certain actions including the sale by the Company to BEC of the capital stock of Paris Casino Corp. (the "Paris Transaction"), alleged improper delegation of duties by the Company's Board of Directors by virtue of the Management Agreement, the Manager's designation pursuant to the Management Agreement of recipients awarded Company common stock pursuant to an incentive stock plan, purchases of Company common stock by the Company and BEC, and a consulting agreement entered into by the Company with Arveron Investments, L.P. in connection with the Company's investments in publicly-traded securities and certain repurchases of its common stock. The plaintiffs seek, among other things: (i) rescission of the Paris Transaction, (ii) a declaration that the Management Agreement is unlawful, (iii) an accounting of damages to the Company and profits to defendants as a result of the transactions complained of, (iv) an accounting for purchases of Company common stock by the Company and BEC, and (v) costs and expenses including reasonable attorneys' fees. A third purported derivative action against the Company, its directors, BEC, the Manager and Hilton was commenced in November 1996 under the caption Tower Investment Group, Inc., et al. v. Bally's Grand, Inc., et al. in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleges breach of fiduciary duty and waste of corporate assets by the Company's directors and BEC in connection with the Paris Transaction, aiding and abetting by Hilton of the breaches of fiduciary duty and waste by the Company's directors and BEC, fraud, willful misconduct or gross negligence by BEC and the Manager in connection with the Management Agreement, breach of fiduciary duty by the Company's directors in connection with purchases of Company common stock by BEC while in possession of material inside information concerning the Company's earnings, breach of fiduciary duty by BEC in connection with alleged threats to abuse its controlling interest in the Company, and violation by the Company's directors and BEC of
         Section 203 of the Delaware General Corporation Law in connection with the Paris Transaction. The plaintiffs seek, among other things: (i) rescission of the Paris Transaction, (ii) termination of the Management Agreement, (iii) appointment of a custodian to manage the Company's affairs, (iv) compensatory damages, (v) an order enjoining BEC and Hilton from conveying the Paris Casino-Resort, (vi) disgorgement by BEC and Hilton of the profits of the Paris Casino-Resort, (vii) disgorgement by Arthur M. Goldberg of all payments, warrants and interests received in connection with the Merger, and (viii) disgorgement by BEC of profits earned from any transactions in shares of the Company's common stock based upon material inside information. The defendants believe the complaints are without merit.

                             BALLY'S GRAND, INC.

Item 6.  Exhibits and reports on Form 8-K

  (a)    Exhibits:

           10 Stock Purchase Agreement dated August 22, 1996 by and among Bally Entertainment Corporation, Bally's Grand, Inc. and Bally's Grand Property Sub I, Inc.

           27   Financial Data Schedule (filed electronically only).

  (b)    Reports on Form 8-K:

                                                           Financial
           Date                      Item                  statements
           ----------------          -----------------     ----------------

           October 31, 1996          #5                    None

           November 1, 1996          #5                    None

           November 6, 1996          #5                    None

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



Dated:  November 12, 1996