Form 10-Q
period 1997-03-31
BALLYS GRAND INC /DE/
filed 1997-05-15
CIK 65297

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


(Mark one)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________________ to ___________________

Commission file number 1-2500

                             BALLY'S GRAND, INC.
            (Exact name of registrant as specified in its charter)

         DELAWARE                                          13-0980760
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

         3645 LAS VEGAS BOULEVARD SOUTH, LAS VEGAS, NEVADA  89109
             (Address of principal executive offices)     (Zip code)
                                (702) 739-4111
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X     No
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997 -- Common Stock, $.01 par value -- 8,528,847 shares.

PART I      FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                              BALLY'S GRAND, INC.

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)

                                                        Three months ended
                                                             March 31,
                                                          1997       1996
_______________________________________________________________________________
Revenue
   Casino                                             $    43.3       40.1
   Rooms                                                   17.2       17.7
   Food and beverage                                       11.9       12.1
   Other                                                   10.2       11.3
   ____________________________________________________________________________
                                                           82.6       81.2
_______________________________________________________________________________
Expenses
   Casino                                                  21.5       19.8
   Rooms                                                    4.8        5.0
   Food and beverage                                        9.9       10.0
   Other expenses                                          26.5       27.2
   ____________________________________________________________________________
                                                           62.7       62.0
_______________________________________________________________________________
Operating income                                           19.9       19.2
   Interest and dividend income                             1.2         .9
   Interest expense                                        (8.4)      (8.4)
_______________________________________________________________________________
Income before income taxes                                 12.7       11.7
   Provision for income taxes                               4.4        4.2
_______________________________________________________________________________
Net income                                            $     8.3        7.5
_______________________________________________________________________________
_______________________________________________________________________________
Net income per share                                  $     .92        .86
_______________________________________________________________________________
_______________________________________________________________________________
Average number of shares                              8,989,418  8,754,304
_______________________________________________________________________________
_______________________________________________________________________________

BALLY'S GRAND, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

                                                                    March 31,     December 31,
                                                                       1997          1996
______________________________________________________________________________________________
Assets                Current assets
                       Cash and equivalents                         $  131.7           115.9
                       Marketable securities, at fair value
                         (Hilton Hotels Corporation common stock)       35.3            38.1
                       Receivables, less allowances of $4.5
                       and $4.9                                         16.4            17.4
                       Inventories                                       1.9             1.8
                       Deferred income taxes                             9.6             7.1
                       Other current assets                              6.1             3.8
                       ______________________________________________________________________
                       Total current assets                            201.0           184.1
                       Property and equipment, net                     373.4           376.5
                       Other assets                                     15.3            16.6
                       ______________________________________________________________________
                       Total assets                                 $  589.7           577.2
______________________________________________________________________________________________
______________________________________________________________________________________________

Liabilities and       Current liabilities
stockholders' equity   Accounts payable                              $   8.5            13.2
                       Income taxes payable                             14.1             8.8
                       Accrued liabilities                              37.2            31.1
                       ______________________________________________________________________
                       Total current liabilities                        59.8            53.1
                       Long-term debt                                  315.0           315.0
                       Deferred income taxes and other liabilities      88.7            90.5
                       Stockholders' equity                            126.2           118.6
                       ______________________________________________________________________
                       Total liabilities and stockholders' equity   $  589.7           577.2
______________________________________________________________________________________________
______________________________________________________________________________________________

BALLY'S GRAND, INC.
Consolidated Statements of Cash Flows
(in millions)
                                                        Three months ended
                                                             March 31,
                                                          1997       1996
_______________________________________________________________________________
Operating Activities
   Net income                                            $  8.3       7.5
   Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                            6.5       6.5
   Amortization of debt issue costs                          .2        .2
   Change in working capital components:
    Receivables                                             1.0      (2.6)
    Other current assets                                   (2.4)      (.3)
    Accounts payable and accrued liabilities                1.4       5.0
    Income taxes payable                                    5.3       1.0
   Change in deferred income taxes                         (2.7)      3.2
   Other                                                    1.1       (.7)
   ____________________________________________________________________________
   Net cash provided by operating activities               18.7      19.8
_______________________________________________________________________________
Investing Activities
   Capital expenditures                                    (2.3)     (2.5)
   Decrease in construction-related liabilities            (1.0)     (1.9)
   Other, net                                                -        (.1)
   ____________________________________________________________________________
   Net cash used in investing activities                   (3.3)     (4.5)
_______________________________________________________________________________
Financing Activities
   Purchases of common stock for treasury                    -       (1.2)
   Proceeds from exercise of warrants                        .4         -
   ____________________________________________________________________________
   Net cash provided by (used in) financing activities       .4      (1.2)
_______________________________________________________________________________
Increase in Cash and Equivalents                           15.8      14.1
Cash and Equivalents at Beginning of Year                 115.9      64.7
_______________________________________________________________________________
Cash and Equivalents at End of Period                 $   131.7      78.8
_______________________________________________________________________________
_______________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Bally's Grand, Inc., a Delaware corporation (the Company) and its subsidiaries. The Company owns and operates the casino hotel resort in Las Vegas, Nevada known as "Bally's Las Vegas." The Company operates in one industry segment and all significant revenues arise from its casino and supporting hotel operations. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Effective December 18, 1996, Hilton Hotels Corporation (HHC) completed the merger of Bally Entertainment Corporation (BEC) with and into HHC pursuant to an agreement dated June 6, 1996 (the Merger). As a result, a wholly owned subsidiary of BEC which owned shares of the Company's common stock became a wholly owned subsidiary of HHC. As of March 31, 1997, this wholly owned subsidiary of HHC owned approximately 84% (78% on a fully diluted basis) of the outstanding common stock of the Company.

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheet of the Company at March 31, 1997 and its consolidated statements of income and cash flows for the three months ended March 31, 1997 and 1996. All such adjustments were of a normal recurring nature.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications, which have no effect on net income, have been made to prior years' financial statements to conform with the 1997 presentation.

NOTE 2:  SEASONAL FACTORS

The Company's operations are somewhat seasonal and, therefore, the results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results of operations for the full year.

NOTE 3:  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents, which represent the dilutive effect of the assumed exercise of outstanding warrants, increased the weighted average number of shares outstanding by 476,316 shares and 313,651 shares for the three months ended March 31, 1997 and 1996, respectively.

NOTE 4:  INCOME TAXES

For the period from January 1, 1996 to December 18, 1996, taxable income or loss of the Company is included in the consolidated federal income tax return of BEC. For periods subsequent to December 18, 1996, taxable income or loss of the Company is included in the consolidated federal income tax return of HHC. Under a tax sharing arrangement between BEC, and now HHC, and the Company, income taxes are allocated to the Company based on amounts the Company would pay or receive if it filed a separate consolidated federal income tax return. Payments to BEC or HHC for tax liabilities are due at such time and in such amounts as payments would be required to be made to the Internal Revenue Service. Payments from BEC or HHC for tax benefits are due at the time BEC or HHC files the applicable consolidated federal income tax return.

NOTE 5:  LONG-TERM DEBT

In October 1996, HHC announced an offer to purchase for cash (the Tender Offer) any and all of the Company's 10 3/8% First Mortgage Notes due 2003 (the Notes) and a solicitation of consents to proposed amendments to the indenture for the Notes (the Consent Solicitation). In connection therewith, HHC purchased $312,219,000 principal amount of the Notes in December 1996 at a premium of 12.4% (10.4% for the Tender Offer and 2% for the Consent Solicitation). Because HHC received consents for at least a majority of the principal amount of the Notes, certain restrictive covenants and events of default and related provisions contained in the indenture governing the Notes were eliminated.

NOTE 6: TRANSACTIONS WITH BEC/HHC

In August 1993, the Company, BEC and Bally's Grand Management Co., Inc. (the Manager), a Nevada corporation and, at that time, a wholly owned subsidiary of BEC, entered into a management agreement (the Management Agreement) whereby the Manager provides management services to the Company and BEC licensed, and now HHC licenses, the use of the "Bally" name and certain computer software to the Company for a $3 million annual management fee. Pursuant to the Management Agreement, management fees for each of the three month periods ended March 31, 1997 and 1996 were $750,000. In addition, certain of the Company's insurance coverages were obtained by BEC (and are currently obtained by HHC) pursuant to corporate-wide programs. In these circumstances, BEC or HHC charged the Company its proportionate share of the respective insurance premiums.

In August 1996, the Company sold Paris Casino Corp., an indirect wholly owned subsidiary that owns 24 acres of land next to Bally's Las Vegas upon which the Paris Casino-Resort is planned to be developed, to BEC for consideration having an aggregate value of approximately $57.5 million ($17.5 million in cash and 1,457,195 shares of BEC common stock which were converted into 1,457,195 shares of HHC common stock in the Merger). In addition, BEC reimbursed the Company for Paris Casino-Resort development costs incurred to date and certain transaction-related costs, and granted the Company certain operating considerations pursuant to a shared facilities agreement. The transaction was negotiated and approved by an independent Special Committee of the Board of Directors of the Company. The Special Committee retained independent legal counsel and financial advisors in connection with the evaluation and negotiation of the transaction. For financial accounting purposes, because BEC owned approximately 85% of the outstanding common stock of the Company at that time, the excess of the sales price over the historical net book value of Paris Casino Corp. (net of income taxes of $10,593,000) was accounted for as an increase to stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL SPENDING

The Company has no scheduled principal payments on its long-term debt until 2003. Management plans to make capital expenditures totaling approximately $24 million at Bally's Las Vegas during 1997 for various improvements, renovations and equipment to maintain the casino hotel resort in first-class condition. The Company believes that during 1997 it will be able to satisfy its debt service requirements (interest on its public indebtedness is approximately $32.7 million per annum) and the aforementioned capital expenditures out of existing cash balances and cash flow from operations.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL QUARTERS ENDED MARCH 31, 1997 AND 1996

Revenues for the three months ended March 31, 1997 were $82.6 million compared to $81.2 million for the 1996 quarter, an increase of $1.4 million (2%). Casino revenues for the 1997 quarter were $43.3 million compared to $40.1 million for 1996, an increase of $3.2 million or 8%. Slot revenues increased $3.4 million (21%) primarily attributable to an increase of 32% in the slot handle (volume). Table game revenues increased $1.2 million (6%) due to a 1% increase in the drop (amount wagered) and an increase in the hold percentage from 15.8% in the 1996 quarter to 16.6% in 1997. Other casino revenues decreased $1.4 million due to a 5 point decrease in the race and sports book hold percentage. Rooms and food and beverage revenues remained consistent between periods.

Management believes that the additional casino and hotel room capacity resulting from the opening of new casino hotels may have a short-term negative impact on the Company, but that over the long term the Company benefits from the increase in the number of visitors to Las Vegas that these new properties attract. To enhance its competitiveness in the Las Vegas market, Bally's Las Vegas completed an extensive capital improvement program over the last three years including, among others, improvements to its frontage area along the Strip, a monorail system, the renovation of all of its hotel rooms, a new race and sports book room and a slot machine upgrade.

Operating income for the three months ended March 31, 1997 was $19.9 million compared to $19.2 million for the 1996 quarter, an increase of $.7 million (4%).

Interest expense, net of capitalized interest, was $8.4 million for both three month periods ended March 31, 1997 and 1996.

ACCOUNTING CHANGES

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. The Company's adoption of SFAS No. 128 is not expected to have a material impact on its earnings per share presentation.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       27. Financial data schedule for the three month period ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BALLY'S GRAND, INC.
                                       (Registrant)




Date:  May 15, 1997                    /s/ LEON H. FLINDERS
                                       _______________________________
                                           Leon H. Flinders
                                           Chief Financial Officer and
                                            Controller