Form 10-Q
period 1997-06-30
BALLYS GRAND INC /DE/
filed 1997-08-13
CIK 65297

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark one)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

                                      OR

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from ...................... to ....................


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
Yes   X     No
     ----      ----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X     No
     ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997 --- Common Stock, $.01 par value --- 7,606,168 shares.

PART I  FINANCIAL INFORMATION

    Company or group of companies for which report is filed:


                              BALLY'S GRAND, INC.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)

                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                           JUNE 30,                JUNE 30,
                                      1997       1996         1997         1996
-------------------------------------------------------   ---------------------
Revenue   Casino                 $     41.9       38.8         85.2        78.9
          Rooms                        16.7       15.8         33.9        33.5
          Food and beverage            10.5       11.0         22.4        23.1
          Other                         9.5       11.0         19.7        22.3
          ----------------------------------------------   ---------------------
                                       78.6       76.6        161.2       157.8
-------------------------------------------------------   ---------------------
Expenses  Casino                       21.9       21.2         43.4        41.0
          Rooms                         4.8        4.8          9.6         9.8
          Food and beverage             9.2        9.6         19.1        19.6
          Other expenses               27.0       27.6         53.5        54.8
          ----------------------------------------------   ---------------------
                                       62.9       63.2        125.6       125.2
--------------------------------------------------------  ---------------------
Operating income                       15.7       13.4         35.6        32.6
         Interest and dividend income   2.3        1.1          3.5         2.0
         Interest expense              (8.4)      (8.4)       (16.8)      (16.8)
--------------------------------------------------------  ---------------------
Income before income taxes              9.6        6.1         22.3        17.8
         Provision for income taxes     3.4        2.1          7.8         6.3
--------------------------------------------------------  ---------------------
Net income                       $      6.2        4.0         14.5        11.5
--------------------------------------------------------  ---------------------
--------------------------------------------------------  ---------------------
Net income per share             $      .71        .44         1.64        1.30
--------------------------------------------------------  ---------------------
--------------------------------------------------------  ---------------------
Average number
of shares                         8,782,856  8,930,856    8,824,407   8,865,467
--------------------------------------------------------  ---------------------
--------------------------------------------------------  ---------------------

                                       1

BALLY'S GRAND, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

                                                                   JUNE 30,  DECEMBER 31,
                                                                     1997        1996
----------------------------------------------------------------------------------------
Assets               Current assets
                       Cash and equivalents                           $ 70.1       115.9
                       Marketable securities, at fair value (Hilton
                          Hotels Corporation common stock)              38.8        38.1
                       Receivables, less allowances of $5.1
                          and $4.9                                      16.1        17.4
                       Inventories                                       2.2         1.8
                       Deferred income taxes                             9.2         7.1
                       Other current assets                              4.2         3.8
                      ------------------------------------------------------------------
                      Total current assets                             140.6       184.1
                      Property and equipment, net                      369.8       376.5
                      Other assets                                      16.7        16.6
                      ------------------------------------------------------------------
                      Total assets                                    $527.1       577.2
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Liabilities and       Current liabilities
stockholders' equity     Accounts payable                             $  8.6        13.2
                         Income taxes payable                            6.2         8.8
                         Accrued liabilities                            30.7        31.1
                      ------------------------------------------------------------------
                      Total current liabilities                         45.5        53.1
                      Long-term debt                                   315.0       315.0
                      Deferred income taxes and other liabilities       89.1        90.5
                      Stockholders' equity                              77.5       118.6
                         ---------------------------------------------------------------
                         Total liabilities and stockholders' equity   $527.1       577.2
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------


BALLY'S GRAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                             1997       1996
---------------------------------------------------------------------------------------------
Operating activities         Net income                                   $  14.5        11.5
                             Adjustments to reconcile net income to net
                               cash provided by operating activities:
                               Depreciation and amortization                 13.1        13.5
                               Amortization of debt issue costs                .5          .5
                               Change in working capital components:
                                Receivables                                   1.0        (1.2)
                                Other current assets                          (.9)        (.4)
                                Accounts payable and accrued liabilities     (4.1)        (.3)
                                Income taxes payable                         (2.3)        1.4
                               Change in deferred income taxes               (1.6)        2.9
                               Other                                           .4           -
                             -----------------------------------------------------------------
                             Net cash provided by operating activities       20.6        27.9
----------------------------------------------------------------------------------------------
Investing activities         Capital expenditures                            (6.3)      (10.0)
                             Decrease in construction-related liabilities    (1.0)       (2.1)
                             Other, net                                      (2.4)          -
                             -----------------------------------------------------------------
                             Net cash used in investing activities           (9.7)      (12.1)
----------------------------------------------------------------------------------------------
Financing activities         Purchases of common stock for treasury         (57.1)       (1.2)
                             Proceeds from exercise of warrants                .4           -
                             -----------------------------------------------------------------
                             Net cash used in financing activities          (56.7)       (1.2)
----------------------------------------------------------------------------------------------
(Decrease) increase in cash and equivalents                                 (45.8)       14.6
Cash and equivalents at beginning of year                                   115.9        64.7
----------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                    $   70.1        79.3
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
SUPPLEMENTAL CASH FLOW INFORMATION:  (in millions)                         1997          1996
----------------------------------------------------------------------------------------------
Cash paid during the period for the following:
                             Interest, net of amounts capitalized          $  16.3        16.3
                             Income taxes                                     12.0         2.0


BALLY'S GRANT, INC.

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

Effective December 18, 1996, Hilton Hotels Corporation (HHC) completed the merger of Bally Entertainment Corporation (BEC) with and into HHC pursuant to an agreement dated June 6, 1996 (the Merger). As a result, a wholly owned subsidiary of BEC which owned shares of the Company's common stock became a wholly owned subsidiary of HHC. As of June 30, 1997, this wholly owned subsidiary of HHC owned approximately 95% (89% on a fully diluted basis) of the outstanding common stock of the Company.

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheet of the Company at June 30, 1997, its consolidated statements of income for the three and six months ended June 30, 1997 and 1996 and its consolidated statement of cash flows for the six months ended June 30, 1997 and 1996. All such adjustments were of a normal recurring nature.

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

NOTE 2:  SEASONAL FACTORS

The Company's operations are somewhat seasonal and, therefore, the results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results of operations for the full year.

NOTE 3:  EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents, which represent the dilutive effect of the assumed exercise of outstanding warrants, increased the weighted average number of shares outstanding by 370,774 shares and 490,183 shares for the three months ended June 30, 1997 and 1996, respectively, and by 362,094 shares and 424,804 shares for the six months ended June 30, 1997 and 1996, respectively.

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

NOTE 6: TRANSACTIONS WITH BEC/HHC

In August 1993, the Company, BEC and Bally's Grand Management Co., Inc.
(BGM), a Nevada corporation and, at that time, a wholly owned subsidiary of BEC, entered into a management agreement (the Management Agreement) whereby BGM provides management services to the Company and BEC licensed, and now HHC licenses, the use of the "Bally" name and certain computer software to the Company for a $3 million annual management fee. Pursuant to the Management Agreement, management fees for each of the three and six month periods ended June 30, 1997 and 1996 were $750,000 and $1,500,000, respectively. In addition, certain of the Company's insurance coverages were obtained by BEC (and are currently obtained by HHC) pursuant to corporate-wide programs. In these circumstances, BEC or HHC charged the Company its proportionate share of the respective insurance premiums.

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

NOTE 7: LITIGATION

On June 13, 1997, the Company announced that it had reached an agreement to settle the IN RE: BALLY'S GRAND, INC. SHAREHOLDERS LITIGATION presently pending in the Delaware Court of Chancery. Prior to the settlement, HHC indirectly owned approximately 84% of the common stock of the Company. Under the terms of the settlement, the Company has repurchased 966,747 shares of its common stock and 102,698 warrants to purchase shares of its common stock from certain plaintiffs at a price of $52.75 per share in cash for the common stock and $52.75 less the exercise price per warrant in cash for the warrants.

Following receipt of court approval of the settlement agreement, the Company would merge with HHC or a subsidiary of HHC, and the remaining 408,862 outstanding shares of the Company's common stock not currently owned by HHC would be converted into the right to receive $52.75 (less certain attorneys' fees) per share in cash, and the 491,784 outstanding warrants to purchase the Company's common stock not currently owned by HHC would be converted into the right to receive the difference between $52.75 (less certain attorneys' fees) and the exercise price per warrant in cash. Shareholders will be entitled to appraisal rights under Delaware law in connection with any such merger.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL QUARTERS ENDED JUNE 30, 1997 AND 1996

Revenues for the three months ended June 30, 1997 were $78.6 million compared to $76.6 million for the 1996 quarter, an increase of $2.0 million (3%). Casino revenues for the 1997 quarter were $41.9 million compared to $38.8 million for 1996, an increase of $3.1 million (8%). Table game revenues increased $2.0 million (11%) due to an increase in the hold percentage from 14.6% in the 1996 quarter to 17.6% in 1997. Slot revenues increased $1.2 million (5%) primarily attributable to an increase of 5% in the slot handle (volume). Rooms and food and beverage revenues remained consistent between periods.

Management believes that the additional casino and hotel room capacity resulting from the opening of new casino-hotels may have a short-term negative impact on the Company, but that over the long term the Company benefits from the increase in the number of visitors to Las Vegas that these new properties attract. To enhance its competitiveness in the Las Vegas market, Bally's Las Vegas completed an extensive capital improvement program over the last three years including, among others, improvements to its frontage area along the Strip, a monorail system, the renovation of all of its hotel rooms, a new race and sports book room and a slot machine upgrade.

Operating income for the three months ended June 30, 1997 was $15.7 million compared to $13.4 million for the 1996 quarter, an increase of $2.3 million (17%).

Interest and dividend income was $2.3 million for the 1997 second quarter versus $1.1 million in the prior year, an increase of $1.2 million (109%) which resulted from higher average cash balances. Interest expense, net of capitalized interest, was $8.4 million for both three-month periods ended June 30, 1997 and 1996.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues for the six months ended June 30, 1997 were $161.2 million compared to $157.8 million for the 1996 period, an increase of $3.4 million (2%). Casino revenues for the 1997 period were $85.2 million compared to $78.9 million for 1996, an increase of $6.3 million (8%). Slot revenues increased $4.6 million (13%) primarily attributable to an increase of 17% in the slot handle (volume). Table game revenues increased $3.2 million (8%) due to an increase in the hold percentage from 15.2% in the 1996 period to 17.1% in 1997. Other casino revenues decreased $1.5 million due to a decrease in the sports book hold percentage. Rooms and food and beverage revenues remained consistent between periods.

Operating income for the six months ended June 30, 1997 was $35.6 million compared to $32.6 million for the 1996 period, an increase of $3.0 million (9%).

Interest and dividend income was $3.5 million for the 1997 six-month period versus $2.0 million in the prior year, an increase of $1.5 million (75%) which resulted from higher average cash balances. Interest expense, net of capitalized interest, was $16.8 million for both six-month periods ended June 30, 1997 and 1996.

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

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Two derivative actions purportedly brought on behalf of the Company against its directors and BEC, one commenced in October 1995 and the other in September 1996, have been consolidated under the caption IN RE:
     BALLY'S GRAND DERIVATIVE LITIGATION in the Court of Chancery of the State of Delaware, New Castle County. BEC merged with and into HHC on December 18, 1996. The consolidated complaint alleges breaches of fiduciary duty and waste of corporate assets in connection with certain actions including the sale by the Company to BEC of the capital stock of the Company's subsidiary that owns the land and development rights with respect to the Paris Casino-Resort in Las Vegas (the Paris Transaction), alleged improper delegation of duties by the Company's board of directors by virtue of a management agreement (the Management Agreement), between the Company and Bally's Grand Management Co., Inc., a wholly owned subsidiary of BEC (BGM), BGM's designation pursuant to the Management Agreement of recipients awarded Company stock options, stock repurchases by the Company and BEC, and a consulting agreement entered into by the Company with Arveron Investments L.P. in connection with the Company's repurchase of securities. The plaintiffs seek, among other things: (i) rescission of the Paris Transaction; (ii) a declaration that the Management Agreement is unlawful; (iii) an accounting of damages to the Company and profits to defendants as a result of the transactions complained of; (iv) and accounting for purchases of the Company's stock by the Company and BEC; and (v) costs and expenses, including reasonable attorneys' fees. A third derivative action purportedly brought on behalf of the Company against its directors, BEC, BGM and HHC was commenced in November 1996 under the caption TOWER INVESTMENT GROUP, INC., ET AL. V. BALLY'S GRAND, INC., ET AL. in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleges breach of fiduciary duty and waste of corporate assets by the Company's directors and BEC in connection with the Paris Transaction, aiding and abetting by HHC of the breaches of fiduciary duty and waste by the Company's directors and BEC, fraud, willful misconduct or gross negligence by BEC and BGM in connection with the Management Agreement, breach of fiduciary duty by the Company's directors in connection with the stock purchases by BEC while in possession of material inside information concerning the Company's earnings, breach of fiduciary duty by BEC in connection with alleged threats to abuse its controlling interest in the Company, and violation by the Company's directors and BEC of Section 203 of the Delaware General Corporation Law in connection with the Paris Transaction. The plaintiffs seek, among other things: (i) rescission of the Paris Transaction; (ii) termination of the Management Agreement; (iii) appointment of a custodian to manage the Company's affairs; (iv) compensatory damages; (v) an order enjoining BEC and HHC from conveying the Paris Casino-Resort; (vi) disgorgement by BEC and HHC of the profits of the Paris Casino-Resort; (vii) disgorgement by Arthur M. Goldberg of all payments, warrants and interests received in connection with the BEC Merger; and (viii) disgorgement by BEC of profits earned from any transactions in shares of the Company's stock based upon material inside information. This action has been consolidated with the IN RE: BALLY'S GRAND DERIVATIVE LITIGATION action under the caption IN RE: BALLY'S GRAND, INC. SHAREHOLDERS LITIGATION.

     On June 13, 1997, the Company announced that it had reached an agreement to settle the IN RE: BALLY'S GRAND, INC. SHAREHOLDERS LITIGATION.
     Prior to the settlement, HHC indirectly owned approximately 84% of the common stock of the Company. Under the terms of the settlement, the Company has repurchased 966,747 shares of its common stock and 102,698 warrants to purchase shares of its common stock from certain plaintiffs at a price of $52.75 per share in cash for the common stock and $52.75 less the exercise price per warrant in cash for the warrants.

     Following receipt of court approval of the settlement agreement, the Company would merge with HHC or a subsidiary of HHC, and the remaining 408,862 outstanding shares of the Company's common stock not currently owned by HHC would be converted into the right to receive $52.75 (less certain attorneys' fees) per share in cash, and the 491,784 outstanding warrants to purchase the Company's common stock not currently owned by HHC would be converted into the right to receive the difference between $52.75 (less certain attorneys' fees) and the exercise price per warrant in cash. Shareholders will be entitled to appraisal rights under Delaware law in connection with any such merger.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27.  Financial data schedule for the six-month period ended June 30, 1997.

(b)  REPORTS ON FORM 8-K


     The Company filed a Report on Form 8-K dated May 20, 1997, under Item 5 Other Events, to announce the retirement of Darrell A. Luery as president of the Company, effective May 31, 1997.

                                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BALLY'S GRAND, INC.
                                     (Registrant)





Date:  August 13, 1997           /s/ LEON H. FLINDERS
                                     --------------------------------
                                      Leon H. Flinders
                                      Chief Financial Officer and
                                      Controller