Form 10-Q
period 1997-09-30
BALLYS GRAND INC /DE/
filed 1997-11-14
CIK 65297

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
                              ----------------------   --------------------

Commission file number 1-2500

                               BALLY'S GRAND, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       13-0980760
(State or other jurisdiction of                       (I.R.S.Employer
 incorporation or organization)                      Identification No.)

            3645 LAS VEGAS BOULEVARD SOUTH, LAS VEGAS, NEVADA  89109
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997 -- Common Stock, $.01 par value -- 7,668,568 shares.

PART I      FINANCIAL INFORMATION

Company or group of companies for which report is filed:

               BALLY'S GRAND, INC.

ITEM 1.     FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)


                                           Three months ended        Nine months ended
                                              September 30,             September 30,
                                             1997        1996         1997         1996
---------------------------------------------------------------    --------------------
Revenue   Casino                         $   33.3        37.3        118.5      116.2
          Rooms                              15.0        14.8         48.9       48.3
          Food and beverage                  10.4        10.4         32.8       33.5
          Other                              12.7        10.2         32.4       32.5
          -----------------------------------------------------    --------------------
                                             71.4        72.7        232.6      230.5
---------------------------------------------------------------    --------------------
Expenses  Casino                             19.6        18.8         63.0       59.8
          Rooms                               4.8         4.9         14.4       14.7
          Food and beverage                   9.0         9.4         28.1       29.0
          Other expenses                     26.8        28.5         80.3       83.3
          -----------------------------------------------------    --------------------
                                             60.2        61.6        185.8      186.8
---------------------------------------------------------------    --------------------
Operating income                             11.2        11.1         46.8       43.7

          Interest and dividend income        1.4         2.0          4.9        4.0
          Interest expense                   (8.4)       (8.4)       (25.2)     (25.2)
---------------------------------------------------------------    --------------------
Income before income taxes                    4.2         4.7         26.5       22.5

          Provision for income taxes          1.5          .8          9.3        7.1
---------------------------------------------------------------    --------------------
Net income                               $    2.7         3.9         17.2       15.4
---------------------------------------------------------------    --------------------
---------------------------------------------------------------    --------------------
Net income per share                     $    .34         .44         1.96       1.73
---------------------------------------------------------------    --------------------
---------------------------------------------------------------    --------------------
Average number
of shares                               7,934,380   9,006,915    8,799,405  8,925,539
---------------------------------------------------------------  ----------------------
---------------------------------------------------------------  ----------------------


BALLY'S GRAND, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)


                                                              September 30,   December 31,
                                                                      1997           1996
------------------------------------------------------------------------------------------
Assets            Current assets
                    Cash and equivalents                           $  92.5          115.9
                    Marketable securities, at fair value
                      (Hilton Hotels Corporation common stock)        49.1           38.1
                    Receivables, less allowances of $4.6
                      and $4.9, respectively                          12.6           17.4
                    Inventories                                        2.0            1.8
                    Deferred income taxes                              6.4            7.1
                    Other current assets                               4.8            3.8
                  ------------------------------------------------------------------------
                  Total current assets                               167.4          184.1
                  Property and equipment, net                        367.6          376.5
                  Other assets                                        13.3           16.6
                  ------------------------------------------------------------------------
                  Total assets                                     $ 548.3          577.2
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

Liabilities and   Current liabilities
stockholders'
equity              Accounts payable                               $  10.3           13.2
                    Income taxes payable                               8.5            8.8
                    Accrued liabilities                               38.0           31.1
                  ------------------------------------------------------------------------
                  Total current liabilities                           56.8           53.1
                  Long-term debt                                     315.0          315.0
                  Deferred income taxes and other liabilities         89.2           90.5
                  Stockholders' equity                                87.3          118.6
                  ------------------------------------------------------------------------
                  Total liabilities and stockholders' equity      $  548.3          577.2
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


BALLY'S GRAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)


                                                               Nine months ended
                                                                  September 30,
                                                                1997       1996
------------------------------------------------------------------------------------
Operating
activities   Net income                                       $ 17.2        15.4
             Adjustments to reconcile net income to net
               cash provided by operating activities:
               Depreciation and amortization                    19.7        20.0
               Amortization of debt issue costs                   .7          .7
               Change in working capital components:
                 Receivables                                     4.5        (4.2)
                 Other current assets                            4.8         (.3)
                 Accounts payable and accrued liabilities        1.9         9.9
                 Income taxes payable                            (.3)        3.7
               Change in deferred income taxes                  (2.4)       (1.4)
               Other                                            (1.0)        (.8)
             -----------------------------------------------------------------------
             Net cash provided by operating activities          45.1        43.0
------------------------------------------------------------------------------------
Investing
activities   Proceeds from sale of subsidiary to BEC            -          17.5
             Capital expenditures                             (10.8)      (13.6)
             Increase (decrease) in construction-related
              liabilities                                       1.1        (2.1)
             Other, net                                        (2.6)        1.7
             -----------------------------------------------------------------------
             Net cash (used in) provided by investing
             activities                                       (12.3)        3.5
------------------------------------------------------------------------------------
Financing
activities   Purchases of common stock for treasury           (57.1)       (1.2)
             Proceeds from exercise of warrants                  .9           -
             -----------------------------------------------------------------------
             Net cash used in financing activities            (56.2)       (1.2)
------------------------------------------------------------------------------------
(Decrease) increase in cash and equivalents                   (23.4)       45.3
Cash and equivalents at beginning of year                     115.9        64.7
------------------------------------------------------------------------------------
Cash and equivalents at end of period                       $  92.5       110.0
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------



                                                           Nine months ended
                                                              September 30,
SUPPLEMENTAL CASH FLOW INFORMATION:  (in millions)          1997        1996
---------------------------------------------------------------------------------
Cash paid during the period for the following:
             Interest, net of amounts capitalized           16.3        16.3
             Income taxes                                   12.0         4.9


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

Effective December 18, 1996, Hilton Hotels Corporation (HHC) completed the merger of Bally Entertainment Corporation (BEC) with and into HHC pursuant to an agreement dated June 6, 1996 (the Merger). As a result, a wholly owned subsidiary of BEC which owned shares of the Company's common stock became a wholly owned subsidiary of HHC. As of September 30, 1997, this wholly owned subsidiary of HHC owned approximately 95% (89% on a fully diluted basis) of the outstanding common stock of the Company.

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheet of the Company at September 30, 1997, its consolidated statements of income for the three and nine months ended September 30, 1997 and 1996 and its consolidated statement of cash flows for the nine months ended September 30, 1997 and 1996. All such adjustments were of a normal recurring nature.

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

NOTE 2:  SEASONAL FACTORS

The Company's operations are somewhat seasonal and, therefore, the results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results of operations for the full year.

NOTE 3:  EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents, which represent the dilutive effect of the assumed exercise of outstanding warrants, increased the weighted average number of shares outstanding by 333,451 shares and 565,536 shares for the three months ended September 30, 1997 and 1996, respectively, and by 304,676 shares and 484,635 shares for the nine months ended September 30, 1997 and 1996, respectively. The sum of net income per share for the three quarters differs from the net income per share for the nine-month periods due to the required method of computing weighted average number of shares in the respective periods.

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

NOTE 6: TRANSACTIONS WITH BEC/HHC

In August 1993, the Company, BEC and Bally's Grand Management Co., Inc.
(BGM), a Nevada corporation and, at that time, a wholly owned subsidiary of BEC, entered into a management agreement (the Management Agreement) whereby BGM provides management services to the Company and BEC licensed, and now HHC licenses, the use of the "Bally" name and certain computer software to the Company for a $3 million annual management fee. Pursuant to the Management Agreement, management fees for each of the three and nine month periods ended September 30, 1997 and 1996 were $750,000 and $2,250,000, respectively. In addition, certain of the Company's insurance coverages were obtained by BEC (and are currently obtained by HHC) pursuant to corporate-wide programs. In these circumstances, BEC or HHC charged the Company its proportionate share of the respective insurance premiums.

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

On October 9, 1997, HHC received court approval of the settlement agreement. On October 28, 1997, a sole shareholder appealed the court approval of the settlement agreement. On November 7, 1997, the

Delaware Supreme Court granted HHC's motion for an expedited appeal. Upon final resolution of the appeal, the Company would be merged with a subsidiary of HHC, and the remaining 408,862 outstanding shares of the Company's common stock not currently owned by HHC would be converted into the right to receive $52.75 (less certain attorneys' fees) per share in cash, and the 491,784 outstanding warrants to purchase the Company's common stock not currently owned by HHC would be converted into the right to receive the difference between $52.75 (less certain attorneys' fees) and the exercise price per warrant in cash.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues for the three months ended September 30, 1997 were $71.4 million compared to $72.7 million for the 1996 quarter, a decrease of $1.3 million (2%). Casino revenues for the 1997 quarter were $33.3 million compared to $37.3 million for 1996, a decrease of $4.0 million (11%). Table game revenues decreased $1.6 million (10%) due to a $3.6 million decrease in volume and a slightly lower hold percentage. Slot revenues decreased $1.6 million (9%) primarily attributable to a decrease in the win percentage. Rooms and food and beverage revenues remained consistent between periods.

Management believes that the additional casino and hotel room capacity resulting from the opening of new casino-hotels may have a short-term negative impact on the Company, but that over the long term the Company benefits from the increase in the number of visitors to Las Vegas that these new properties attract. To enhance its competitiveness in the Las Vegas market, Bally's Las Vegas has completed an extensive capital improvement program over the last three years including, among others, improvements to its frontage area along the Strip, a monorail system, the renovation of all of its hotel rooms, a new race and sports book room and a slot machine upgrade.

Operating income for the three months ended September 30, 1997 was $11.2 million compared to $11.1 million for the 1996 quarter, an increase of $.1 million (1%).

Interest and dividend income was $1.4 million for the 1997 third quarter versus $2.0 million in the prior year quarter, a decrease of $.6 million (30%) which resulted from lower average cash balances. Interest expense, net of capitalized interest, was $8.4 million for both three-month periods ended September 30, 1997 and 1996.

The provision for income taxes in the 1997 quarter totaled $1.5 million, a $.7 million increase over the prior year. The 1996 period benefited from the elimination of a valuation allowance no longer required.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues for the nine months ended September 30, 1997 were $232.6 million compared to $230.5 million for the 1996 period, an increase of $2.1 million (1%). Casino revenues for the 1997 period were $118.5 million compared to $116.2 million for 1996, an increase of $2.3 million (2%). Slot revenues increased $2.9 million (5%) primarily attributable to an increase of 11% in the slot handle (volume). Table game revenues increased $1.6 million (3%) due to an increase in the hold percentage from 15.1% in the 1996 period to 16.2% in 1997. Other casino revenues decreased $2.2 million due to a decrease in the sports book hold percentage. Rooms and food and beverage revenues remained consistent between periods.

Operating income for the nine months ended September 30, 1997 was $46.8 million compared to $43.7 million for the 1996 period, an increase of $3.1 million (7%).

Interest and dividend income was $4.9 million for the 1997 nine-month period versus $4.0 million in the prior year, an increase of $.9 million (23%) which resulted from higher average cash balances. Interest expense, net of capitalized interest, was $25.2 million for both nine-month periods ended September 30, 1997 and 1996.

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

PART II      OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     As previously reported, two derivative actions purportedly brought on behalf of the Company against its directors and BEC, one commenced in October 1995 and the other in September 1996, have been consolidated under the caption IN RE: BALLY'S GRAND DERIVATIVE LITIGATION in the Court of Chancery of the State of Delaware, New Castle County. BEC merged with and into HHC on December 18, 1996. A third derivative action purportedly brought on behalf of the Company against its directors, BEC, Bally's Grand Management Co., Inc., a wholly-owned subsidiary of BEC, and HHC was commenced in November 1996 under the caption TOWER INVESTMENT GROUP, INC., ET AL. V. BALLY'S GRAND, INC., ET AL. in the Court of Chancery of the State of Delaware, New Castle County. This action was consolidated with the IN
     RE: BALLY'S GRAND DERIVATIVE LITIGATION action under the caption IN RE:
     BALLY'S GRAND, INC. SHAREHOLDERS LITIGATION.

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

     On October 9, 1997, HHC received court approval of the settlement agreement. On October 28, 1997, a sole shareholder appealed the court approval of the settlement agreement. On November 7, 1997, the Delaware Supreme Court granted HHC's motion for an expedited appeal. Upon final resolution of the appeal, the Company would be merged with a subsidiary of HHC, and the remaining 408,862 outstanding shares of the Company's common stock not currently owned by HHC would be converted into the right to receive $52.75 (less certain attorneys' fees) per share in cash, and the 491,784 outstanding warrants to purchase the Company's common stock not currently owned by HHC would be converted into the right to receive the difference between $52.75 (less certain attorneys' fees) and the exercise price per warrant in cash.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

     27. Financial data schedule for the nine-month period ended September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BALLY'S GRAND, INC.
                                            (Registrant)




Date:  November 14, 1997                 /s/ LEON H. FLINDERS
                                         ---------------------------------
                                         Leon H. Flinders
                                         Chief Financial Officer and
                                           Controller